Form 10-K/A
period 2001-12-31
WELLS FARGO ASSET SEC CORP MOR PASS THR CERT SER 2001-25
filed 2002-12-19
CIK 1160151

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2002 on behalf of Wells Fargo Asset Securities Corporation Mortgage Pass-Through Certificates, Series 2001-25 established pursuant to the Pooling and Servicing Agreement among Wells Fargo Asset Securities Corporation as Seller, Wells Fargo Bank Minnesota, National Association as Master Servicer, and First Union National Bank as Trustee pursuant to which Wells Fargo Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 2001-25 registered under the Securities Act of 1933 (the "Certificates") were issued.




  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


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

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


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



    Wells Fargo Asset Securities Corporation
    Mortgage Pass-Through Certificates
    Series 2001-25
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A.  as Master Servicer

  By:   Edward M. Frere, Jr., as Senior Vice President

  By: /s/  Edward M. Frere, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, Edward M. Frere, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Wells Fargo Asset Securities Corporation Mortgage Pass-Through Certificates Series 2001-25.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      Edward M. Frere, Jr.
      [Signature]


      Senior Vice President
      [Title]


  Exhibit Index

  Exhibit No.

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

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


Ex 99.1 (a)
KPMG    (logo)

2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage:

We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Home Mortgage complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Wells Fargo Home Mortgage's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Home Mortgage's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.


January 15, 2002


KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.


Ex 99.2 (a)
Wells Fargo Home Mortgage   (logo)

1 Home Campus
Des Moines, IA 50328-0001

Management Assertion

As of, and for the year ended December 31, 2001, Wells Fargo Home Mortgage Banking has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of, and for the same period, Wells Fargo Home Mortgage Banking had in effect a fidelity bond along with an errors and omissions policy, in the amounts of $50 million and $10 million, respectively.

Pete Wissinger
Chief Executive
January 15, 2002

Geoffery H. Dreyer
Chief Financial Officer (effective 2001)
January 15, 2002

Michael J. Heid
Chief Financial Officer (effective 1/1/2002)
Executive Vice President,
Loan Servicing (effective 2001)
January 15, 2002

Robert Caruso
Senior Vice President,
Loan Servicing (effective 1/1/2002)
January 15, 2002


Ex 99.3 (a)
Wells Fargo Home Mortgage   (logo)

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Compliance Department

RE: Officer's Certificate

Dear Master Servicer:


The undersigned Officer certifies the following for the 2001 fiscal year:

(i) A review of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer under the terms of the Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate;

(ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.


Certified By:

Diane B. Cooper
Officer

AVP, Client Relations
Title

4/12/2002
Date